Form 10-Q
period 2008-09-30
First Freedom Bancshares, Inc.
filed 2008-11-12
CIK 1447879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
CONFIRMATION FILE NUMBER: 0001447879
FIRST FREEDOM BANCSHARES, INC.
(Name of small business issuer as specified in its charter)

Tennessee	26-3516509
(State or other jurisdiction or organization)	(I.R.S. Employer ID No.)
1620 West Main Street
Lebanon, Tennessee 37088
(Address of principal executive offices)
(615) 444-1280
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes           ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.: Common stock, $1.00 par value, outstanding: 2,037,073 shares as of November 05, 2008.

Explanatory Note
     First Freedom Bancshares, Inc. (the “Registrant”) is the successor registrant to First Freedom Bank (the “Bank”) pursuant to an 8-K filed with the SEC on October 20, 2008. On October 17, 2008 (the “Effective Date”), the Registrant acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. The share exchange was approved by the shareholders of the Bank on April 26, 2008. Under the terms of the agreement between the Registrant and the Bank, shares of the Bank’s common stock were exchanged for shares of the Registrant’s common stock on a one-for-one basis. As a result, the Bank became a subsidiary of the Registrant, the Registrant became the holding company for the Bank, and the shareholders of the Bank became shareholders of the Registrant.
     Prior to the Effective Date, the Bank filed reports and proxy statements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “34 Act”). The financial statements and discussion of those statements contained in this report relate to the Bank only. Prior to the Effective Date, the Registrant conducted no operations and had no material assets or liabilities. This report refers to several previous filings made by the Bank with the FDIC pursuant to the 34 Act. Copies of these filings are available by requesting them in writing or by phone from:
John Bradshaw
Chief Operations Officer
First Freedom Bank
1620 West Main Street
Lebanon, Tennessee 37088
(615) 444-1280

FIRST FREEDOM BANK
PART I — FINANCIAL INFORMATION

Item 1. Financial Information
FIRST FREEDOM BANK
Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
	(In Thousands)
Assets
Cash and due from banks	$954	$1,402
Federal funds sold	547	4,239

Cash and cash equivalents	1,501	5,641
Investment securities available-for-sale	32,747	35,545
Loans receivable, net	142,855	95,428
Accrued interest receivable	887	802
Office properties and equipment, net	5,917	3,878
Restricted equity securities	518	127
Other assets	766	247

Total assets	$185,191	$141,668

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$6,726	$5,158
Interest-bearing	159,482	117,504

Total deposits	166,208	122,662
Short-term borrowings	330	233
Accrued interest payable	310	288
Accounts payable and other liabilities	172	65

Total liabilities	167,020	123,248

Common stock, par value $1 per share, authorized 10,000,000 shares, 2,036,213 and 2,018,713 shares issued and outstanding September 30, 2008 and December 31, 2007, respectively	2,036	2,018
Additional paid-in capital	18,802	18,561
Deficit	(3,123)	(2,633)
Accumulated other comprehensive income	456	474

Total stockholders’ equity	18,171	18,420

Total liabilities and stockholders’ equity	$185,191	$141,668

See notes to financial statements.
Note: The balance sheet presented above at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

FIRST FREEDOM BANK
Statements of Operations
Three and Nine months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Interest and dividend income:
Loans	$2,040	$1,387	$5,586	$3,314
Investment securities-taxable	439	467	1,359	1,155
Federal funds sold	11	164	76	573
Dividend on restricted equity securities	1	—	2	1

Total interest income	2,491	2,018	7,023	5,043

Interest expense:
Negotiable order of withdrawal accounts	40	42	113	106
Money market accounts	86	60	237	171
Savings accounts	36	2	68	3
Certificates of deposit	1,203	1,135	3,774	2,735
Short-term borrowings	3	2	4	4

Total interest expense	1,368	1,241	4,196	3,019

Net interest income	1,123	777	2,827	2,024

Provision for possible loan and lease losses	229	287	1,028	724

Net interest income after provision for possible loan and lease losses	894	490	1,799	1,300

Non-interest income:
Service charges on deposits	51	18	118	48
Realized gains on sales of securities	—	—	140	—
Other fees and commissions	108	118	301	229

Total non-interest income	159	136	559	277

Non-interest expenses:
Salaries and benefits	527	371	1,513	1,080
Occupancy expenses	110	43	281	199
Advertising expense	62	16	158	73
Data processing expense	82	69	238	169
Professional fees	90	75	248	202
Other operating expense	162	72	410	272

Total non-interest expenses	1,033	646	2,848	1,995

Income (loss) before income taxes	20	(20)	(490)	(418)

Income taxes	—	—	—	—

Net income (loss)	$20	$(20)	$(490)	$(418)

Basic income (loss) per common share	$0.01	$(0.01)	$(0.24)	$(0.21)

Diluted income (loss) per common share	$0.01	$(0.01)	$(0.24)	$(0.21)

See notes to financial statements.

FIRST FREEDOM BANK
Statements of Comprehensive Income (Loss)
Three and Nine months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Net income (loss)	$20	$(20)	$(490)	$(418)

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities arising during period	847	744	121	36
Reclassification adjustment for gains included in net loss	—	—	(139)	—

Comprehensive income (loss)	$867	$724	$(508)	$(382)

See notes to financial statements.
(This section intentionally left blank.)

FIRST FREEDOM BANK
Statements of Cash Flows
Nine months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)
Operating activities:
Net loss	$(490)	$(418)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	138	128
Provision for possible loan and lease losses	1,028	724
Amortization of software	20	18
Amortization and accretion of available-for-sale securities	(60)	(80)
Stock option expense	42	42
Loans originated for sale	(3,058)	(2,549)
Proceeds from sale of loans	2,803	2,549
Loan fees collected	162	226
Accretion of unearned loan fees	(133)	(123)
Deferred loan costs recognized	(66)	—
Amortization of deferred loan costs	69	—
Decrease (increase) in accrued interest receivable	(85)	(300)
Increase in accrued interest payable	22	23
Decrease in other assets	6	49
Increase (decrease) in other liabilities	107	(83)

Net cash provided from operating activities	505	206

Cash flows from investing activities:
Purchase of available-for-sale securities	(11,609)	(18,716)
Payments on mortgage-backed securities	3,223	1,918
Sales or call of available-for-sale securities	11,226	1,000
Increase in loans receivable, net	(48,487)	(47,352)
Purchase of office property and equipment	(2,177)	(752)
Purchase of restricted equity securities	(391)	—
Outlays for other assets	(290)	—

Net cash used in investing activities	(48,505)	(63,902)

Cash flows from financing activities
Net increase in deposits	43,546	55,090
Net increase in short-term borrowings	97	154
Proceeds from issuance of common stock	217	145

Net cash provided by financing activities	43,860	55,389

Net decrease in cash and cash equivalents	(4,140)	(8,307)
Cash and cash equivalents at beginning of period	5,641	18,690

Cash and cash equivalents at end of period	$1,501	$10,383

Supplemental Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$4,174	$2,996

Income taxes	$—	$—

Non-cash activities:
Loans charged off to the allowance for possible loan and lease losses	$308	$23

Unrealized gain (loss) on available-for-sale securities	$(18)	$36

See notes to financial statements.

First Freedom Bank
Notes to Financial Statements
(Unaudited)
Basis of Presentation
First Freedom Bank (the “Bank”) is a state chartered bank which was incorporated on December 8, 2005. Prior to opening, the organizers created an organizational fund which was used to fund operating and organization costs. On April 3, 2006, the Bank began operating as a commercial bank.
On October 17, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby First Freedom Bancshares, Inc. became the parent holding company for the Bank. On the Effective Date, each outstanding share of the Bank stock was converted into one share of First Freedom Bancshares, Inc. stock and the Bank became a wholly-owned subsidiary of the holding company. The financial statements and accompanying footnotes are those of First Freedom Bank, since prior to the Effective Date, First Freedom Bancshares, Inc. had no material assets or liabilities.
The accompanying financial statements have been prepared, without audit, pursuant to the rules and regulations of the Federal Deposit Insurance Corporation (FDIC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) and disclosures necessary to summarize fairly the financial position of the Bank as of September 30, 2008 and December 31, 2007 and the results of operations, comprehensive income (loss) and cash flows for the three months and nine months ended September 30, 2008 and 2007. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s Form 10-KSB as filed with the FDIC. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our most significant accounting policies are presented in the Bank’s Form 10-KSB and the notes to the audited financial statements contained therein. Certain accounting policies require management to make significant estimates and assumptions that have a material effect on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.
(This section intentionally left blank.)

First Freedom Bank
Notes to Financial Statements
(Unaudited)
Allowance for Possible Loan and Lease Losses
Transactions in the allowance for possible loan and lease losses were as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
Balance January 1, 2008 and 2007, respectively	$1,452	$485
Add (deduct):
Loans charged off	(308)	(23)
Recoveries	4	6
Provision for possible loan and lease losses	1,028	724

Balance September 30, 2008 and 2007, respectively	$2,176	$1,192

The provision for possible loan and lease losses was $1,028,000 and $724,000 for the first nine months of 2008 and 2007, respectively. Our management assesses the adequacy of the allowance for possible loan and lease losses (ALLL) on a regular basis. This assessment includes procedures to estimate the ALLL and test the adequacy and appropriateness of the resulting balance. The ALLL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2) an amount representative of inherent loss which is attributed to other factors such as economic, political and loan concentrations. Even though the ALLL is composed of two components, the entire allowance is available to absorb any credit losses.
We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally single family residential and consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans and leases as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans and leases on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
The amount designated for other factors is particularly subjective and does not lend itself to an exact mathematical calculation. We use the allowance for other factors amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate amount for such factors based on our management’s experience.
We then test the resulting ALLL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALLL in its entirety. The board of directors has approved the methodology used and reviews the assessment within sixty days from the end of each quarter.

First Freedom Bank
Notes to Financial Statements
(Unaudited)
Stock Option Arrangement
In April 2006, the stockholders of the Bank approved the First Freedom Stock Option Plan (the Plan). The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 500,000 shares of common stock to organizers of the Bank, senior management and other officers and employees from time to time. As of September 30, 2008, 428,772 options had been granted of which 5,812 have been forfeited. As of September 30, 2008, 275,890 options were vested and exercisable and 688 options had been exercised.
Under the Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date as determined by a formula that takes into account observable data for similar instruments. The option awards vest at varying time periods (organizers – immediately; executive officers — five years; employees – eight years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
In December, 2004, the Financial Accounting Standards Board (FASB) reissued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) related to share based payments. For the Bank the revised SFAS No. 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. The Bank has adopted the provisions of SFAS No. 123(R). The Bank expensed $14,000 for the three months ended September 30, 2008 and 2007, and $42,000 and for the nine months ended September 30, 2008 and 2007.
Stock Warrants
As part of the original offering, any shares purchased received detachable warrants which provide the stockholder the ability to purchase an additional one share of common stock for every five shares of common stock purchased. The purchase price for the additional shares is equal to $12.50. For each recipient, the warrants received must be exercised within three years from April 3, 2006 (the date of issuance). There were warrants representing 16,875 shares exercised during the nine months ended September 30, 2008. Warrants outstanding as of September 30, 2008 totaled 364,475 shares.
Commitments and Contingencies
The Bank entered into an operating lease agreement for a temporary modular facility related to the operation of the main office in Lebanon, Tennessee. The agreement provides for lease payments of $2,950 per month through November 2008. Thereafter, this lease will be a month-to-month at the option of the Bank.
The Bank has entered into a lease related to certain office equipment. The lease is for 60 months beginning March 1, 2006, with a monthly payment of $274.
On March 1, 2007, the Bank entered into an agreement to lease office space for its trust operations. The agreement provides for lease payments of $2,653 per month beginning March 1, 2007 and ending February 28, 2010. The Bank may exercise two additional 3-year extensions at its option at the conclusion of the lease period.

First Freedom Bank
Notes to Financial Statements
(Unaudited)
Commitments and Contingencies, continued
On August 17, 2007, the Bank entered into an agreement to lease office space for its loan operations. The agreement provides for lease payments of $1,130 per month beginning September 1, 2007 and ending August 31, 2009. The Bank may exercise two additional 3-year extensions at its option at the conclusion of the lease period.
Future minimum payments under these non-cancelable operating leases as of September 30, 2008 are as follows:

Twelve Months Ending September 30,	(In Thousands)
2009	$53
2010	17
2011	1

$71

The Bank has purchased property located at Providence Boulevard in Mt. Juliet, Tennessee 37122 for the purpose of building and operating a branch. The timing and cost of the project have not yet been determined and the Bank has not yet applied for regulatory approval. The purchase price of the land was $697,000.
The Bank has a line of credit with Silverton Bank, its correspondent bank, totaling $5,200,000. At September 30, 2008, there was no outstanding balance. The Bank also opened a new line of credit with CenterState Bank of Florida on September 30, 2008 in the amount of $3,000,000. At September 30, 2008, there was no outstanding balance under this line of credit.
Impact of New Accounting Standards
In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements - SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The implementation of SFAS No. 157 did not have a material impact on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. This pronouncement was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The implementation of SFAS No. 159 did not have a material impact on its financial statements.
In December 2007, the FASB issued SFAS No. 141, Revised 2007 (SFAS No. 141R), Business Combinations. SFAS No. 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Bank does not expect the implementation of SFAS No. 141R to have a material impact on its financial statements.

First Freedom Bank
Notes to Financial Statements
(Unaudited)
 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Bank does not expect the implementation of SFAS No. 160 to have a material impact on its financial statements.
Fair Value
The Bank adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157), effective January 1, 2008. In accordance with other Staff Position 157-2, Effective Date of FASB Statement No. 157, the Bank will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.
Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained independently. Unobservable inputs are inputs that reflect the Bank’s assumptions about the assumptions market participants would use in pricing the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy is as follows:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever possible;

Level 2 –	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by data in the market;

Level 3 –	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques primarily include the use of discounted cash flow models.
The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Bank’s financial statements. The Bank did not make any changes to its valuation techniques during the nine months ended September 30, 2008.

First Freedom Bank
Notes to Financial Statements
(Unaudited)
The following table summarizes the financial assets measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
	Total at	Assets	Observable Inputs	Inputs
(In Thousands)	09/30/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$32,747	$—	$32,747	$—
Available for sale securities are reported at fair value primarily utilizing observable inputs (Level 2) on a recurring basis. The Bank obtains fair value measurements from a independent pricing service, who base their fair value measurements upon observable inputs such as benchmark yields, reported trades of comparable securities, broker quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. If quoted prices are not available, fair values are determined by matrix pricing, a technique used to value a debt security by relying on the security’s relationship to other benchmark quoted securities.
The following table summarizes the financial assets measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total at	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	09/30/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$3,662	$—	$3,662	$—
Impaired loans, which are measured for impairment using the fair value of the collateral (Level 2) for collateral dependent loans, had a principal balance of $3,975,000 with a specific allowance of $313,000.
Subsequent Event
On October 17, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby First Freedom Bancshares, Inc. (“Registrant”) became the parent holding company for the Bank. On the Effective Date, each outstanding share of the Bank stock was converted into one share of Registrant stock and the Bank became a wholly-owned subsidiary of the Registrant.
(This section intentionally left blank.)

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
General
On October 17, 2008, First Freedom Bancshares, Inc. (the “Company”) became the parent company of the Bank, a state-chartered, non-member bank which began operations on April 3, 2006. The Bank is headquartered in Lebanon, Tennessee and operates one branch office and one trust department location. The Bank’s principal business continues to be gathering deposits from customers within its market area, and investing them primarily in residential and commercial real estate loans.
Recent Market Development
The U.S. and global economies are experiencing significantly reduced activity as a result of disruptions in the financial system during the past year. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced funding to borrowers, including other financial institutions. As a result, the availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected.
In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act was approved by Congress and signed by President Bush on October 3, 2008. The act allows the U.S. Treasury to purchase troubled assets from banks, authorizes the Securities and Exchange Commission to suspend the application of mark-to-market accounting, and temporarily raises the basic limit of FDIC deposit insurance from $100,000 to $250,000 until the end of 2009.
On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program which allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on non-negotiable terms, up to 3% of the institution’s risked-weighted assets.  Based on currently available information, $125 billion is available to financial institutions under this capital program.   The deadline to apply for TARP funding is November 14, 2008, and bank management is currently considering the benefits and disadvantages of participating in the program.
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions: a guarantee of certain newly-issued senior unsecured debt and unlimited deposit insurance for non-interest bearing deposit transaction accounts. Management is currently considering whether to participate in these programs.
It is presently unclear what impact the EESA, the TARP Capital Purchase Program, the TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies, or any future programs may have on the financial markets, the current levels of volatility, limited credit availability, or on financial industry or the broader economy. Further adverse effects could have an adverse impact on the Registrant and its business.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
Forward-Looking Statements
Management’s discussion of the Bank and management’s analysis of the Bank’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Bank believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, project and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Bank’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Bank’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Bank’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Bank, and not to predict the future or to guarantee results. The Bank is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Bank undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.
Results of Operations –Nine months Ended September 30, 2008 and 2007
The Bank had net losses of $490,000 and $418,000 for the nine months ended September 30, 2008 and 2007, respectively. These net losses include the provision for loan and lease losses of $1,028,000 and $724,000 for the nine months ended September 30, 2008 and 2007, respectively. On a per share basis, the net loss was $.24 per common share of stock for the nine months ended September 30, 2008 compared to a net loss of $.21 per common share of stock for the nine months ended September 30 2007.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Bank’s earnings. Total interest income for the nine months ended September 30, 2008 was $7,023,000 and total interest expense was $4,196,000. Net interest income for the nine months ended September 30, 2008 totaled $2,827,000. For the same period in 2007 total interest income was $5,043,000 and total interest expense was $3,019,000. This represents a 39% increase in total interest income and a 39% increase in interest expense from 2007 to 2008. Net interest income for the nine months ended September 30, 2007 was $2,024,000. This represents an increase of 40% in net interest income from 2007 to 2008.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
Interest Margins and Ratio Analysis

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average			Average
(Dollar Amounts in Thousands)	Balances	Interest	Yield / Rate	Balances	Interest	Yield / Rate

Interest-earning assets:
Loans	$114,556	$5,586	6.50%	$54,210	$3,314	8.17%
Taxable securities	33,867	1,359	5.35%	28,137	1,155	5.49%
Federal funds sold	3,933	76	2.58%	14,703	573	5.21%
Other interest-earning assets	378	2	0.71%	127	1	0.82%

Total interest-earning assets	152,734	7,023	6.13%	97,177	5,043	6.94%

Non-earning assets	7,545			4,333

Total assets	$160,279			$101,510

Interest-bearing liabilities:
Interest checking	$8,928	113	1.69%	$6,192	106	2.29%
Money market	11,562	237	2.73%	6,409	171	3.57%
Savings	1,046	68	8.67%	112	3	3.27%
Certificates of deposit	114,186	3,774	4.41%	65,238	2,735	5.61%

Total interest-bearing deposits	135,722	4,192	4.12%	77,951	3,015	5.17%

Other interest-bearing liabilities	212	4	2.52%	195	4	2.50%

Total interest-bearing liabilities	135,934	4,196	4.12%	78,146	3,019	5.16%

Non-interest-bearing deposits	5,787			5,181

Total deposits and interest- bearing liabilities	141,721			83,327

Other liabilities	359			449
Stockholders’ equity	18,199			17,734

Total liabilities and stockholders’ equity	$160,279			$101,510

Net interest income		$2,827			$2,024

Net interest spread (1)			2.01%			1.78%
Net interest margin (2)			2.47%			2.78%

Average earning assets to average total assets			95.29%			95.73%
Average interest-bearing liabilities to average total assets			84.81%			76.98%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Annualized net interest income divided by average interest-earning assets for the period.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The net interest spread (yields realized on average interest-earning assets less the rates paid on average interest-bearing liabilities) increased .23%, from 1.78% to 2.01% for the nine months ended September 30, 2007 and September 30, 2008, respectively. The primary cause of this increase was a large dollar volume of maturing certificates of deposit that renewed at lower rates.
Net interest margin (NIM) (annualized net interest income divided by average earning assets) declined from 2.78% to 2.47% for the nine months ended September 30, 2007 and September 30, 2008, respectively. The decrease in NIM is normal for a de novo bank during periods of high growth and was due partially to an increase in the ratio of average interest-bearing liabilities to average total assets from 76.98% to 84.81% for the same periods, respectively.
Asset utilization decreased slightly from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008 as evidenced by an decrease in average earning assets to average total assets from 95.73% to 95.29%, respectively. This is due primarily to an increase in non-earning assets as a result of investments made in land, property, and equipment for the new Mt. Juliet branch.
Provision for Possible Loan and Lease Losses
The provision for possible loan and lease losses represents a charge to earnings necessary to establish an allowance for possible loan and lease losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and leases and to provide for uncertainties in the economy. This provision added to the allowance for possible loan and lease losses was $1,028,000 and $724,000 for the nine months ended September 30, 2008 and 2007, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.
Non-Interest Income
The Bank’s non-interest income consists of service charges on deposits, fees on mortgage originations, fees from trust operations, gains on sales of securities and other fees and commissions. Total non-interest income for the nine months ended September 30, 2008 was $559,000 and $277,000 for the same period in 2007, a 102% increase. This increase is partially due to $140,000 in realized gains on sales of securities as well as growth in deposits and related fees and increased use of trust services offered by the Bank for the nine months ended September 30, 2008 compared to no gains during the same period in 2007.
Non-Interest Expense
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, and other operating expenses. The non-interest expense for the nine months ended September 30, 2008 was $2,848,000 and $1,995,000 for the same period in 2007. The change in non-interest expense from 2007 to 2008 was an increase of 43%. The expenses related to employee salaries and benefits increased 40% from $1,080,000 for the nine months ended September 30, 2007 to $1,513,000 for the nine months ended September 30, 2008. The primary contributors to the increase in non-interest expense were the costs associated with opening and operating our first branch in Mt. Juliet, Tennessee.
Income Taxes
Due to the Bank’s net losses, no income tax expense was incurred in the nine months ended September 30 of 2008 or 2007. As the Bank has not achieved a sustained profitable status, an allowance for the full amount of any deferred tax asset has been deemed necessary.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
Results of Operations –Three Months Ended September 30, 2008 and 2007
The Bank had net income of $20,000 for the three months ended September 30, 2008 compared to a net loss of $20,000 for the three months ended September 30, 2007. The net income (loss) includes the provision for loan and lease losses of $229,000 and $287,000 for the three months ended September 30, 2008 and 2007, respectively. On a per share basis, the net income was $.01 per common share of stock for the three months ended September 30, 2008 compared to a net loss of $.01 per common share of stock for the three months ended September 30 2007.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Bank’s earnings. Total interest income for the three months ended September 30, 2008 was $2,491,000 and total interest expense was $1,368,000. Net interest income for the three months ended September 30, 2008 totaled $1,123,000. For the same period in 2007 total interest income was $2,018,000 and total interest expense was $1,241,000. This represents a 23% increase in total interest income and a 10% increase in interest expense from 2007 to 2008. Net interest income for the three months ended September 30, 2007 was $777,000. This represents an increase of 45% in net interest income from 2007 to 2008.
(This section intentionally left blank.)

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
Interest Margins and Ratio Analysis

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average			Average
(Dollar Amounts in Thousands)	Balances	Interest	Yield / Rate	Balances	Interest	Yield / Rate

Interest-earning assets:
Loans	$132,149	$2,040	6.17%	$68,481	$1,387	8.03%
Taxable securities	32,594	439	5.39%	33,465	467	5.53%
Federal funds sold	2,126	11	2.07%	12,608	164	5.15%
Other interest-earning assets	518	1	0.77%	127	—	—

Total interest-earning assets	167,387	2,491	5.95%	114,681	2,018	6.98%

Non-earning assets	8,689			4,472

Total assets	$176,076			$119,153

Interest-bearing liabilities:
Interest checking	$9,389	40	1.70%	$7,300	42	2.26%
Money market	13,140	86	2.62%	6,769	60	3.54%
Savings	1,607	36	8.96%	139	2	3.35%
Certificates of deposit	127,409	1,203	3.78%	81,219	1,135	5.54%

Total interest-bearing deposits	151,545	1,365	3.60%	95,427	1,239	5.14%

Other interest-bearing liabilities	392	3	3.06%	218	2	2.91%

Total interest-bearing liabilities	151,937	1,368	3.60%	95,645	1,241	5.14%

Non-interest-bearing deposits	6,246			5,771

Total deposits and interest- bearing liabilities	158,183			101,416

Other liabilities	372			383
Stockholders’ equity	17,521			17,354

Total liabilities and stockholders’ equity	$176,076			$119,153

Net interest income		$1,123			$777

Net interest spread (1)			2.35%			1.84%
Net interest margin (2)			2.68%			2.69%

Average earning assets to average total assets			95.07%			96.25%
Average interest-bearing liabilities to average total assets			86.29%			80.27%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Annualized net interest income divided by average interest-earning assets for the period.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The net interest spread (yields realized on average interest-earning assets less the rates paid on average interest-bearing liabilities) increased .51%, from 1.84% to 2.35% for the three months ended September 30, 2007 and September 30, 2008, respectively. The primary cause of this increase was a large dollar volume of maturing certificates of deposit that renewed at lower rates.
Net interest margin (NIM) (annualized net interest income divided by average earning assets) was virtually unchanged at 2.69% and 2.68% for the three months ended September 30, 2007 and September 30, 2008, respectively. This consistency in NIM was accomplished in spite of an increase in the ratio of average interest-bearing liabilities to average total assets from 80.27% to 86.29% for the same periods, respectively.
Asset utilization declined slightly from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008 as evidenced by a decrease in average earning assets to average total assets from 96.25% to 95.07%, respectively. This is due primarily to an increase in non-earning assets as a result of investments made in land, property, and equipment for the new Mt. Juliet branch.
Provision for Possible Loan and Lease Losses
The provision for possible loan and lease losses represents a charge to earnings necessary to establish an allowance for possible loan and lease losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and leases and to provide for uncertainties in the economy. This provision added to the allowance for possible loan and lease losses was of $229,000 and $287,000 for the three months ended September 30, 2008 and 2007, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.
Non-Interest Income
The Bank’s non-interest income consists of service charges on deposits, fees on mortgage originations, fees from trust operations, gains on sales of securities and other fees and commissions. Total non-interest income for the three months ended September 30, 2008 was $159,000 and $136,000 for the same period in 2007.
Non-Interest Expense
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, and other operating expenses. The non-interest expense for the three months ended September 30, 2008 was $1,033,000 and $646,000 for the same period in 2007. The change in non-interest expense from 2007 to 2008 was an increase of 60%. The expense related to employee salaries and benefits increased 42% from $371,000 for the three months ended September 30, 2007 to $527,000 for the three months ended September 30, 2008. The primary contributors to the increase in non-interest expense were the costs associated with opening and operating our first branch in Mt. Juliet, Tennessee.
Income Taxes
Due to the Bank’s prior net losses, no income tax expense was incurred in the three months ended September 30 of 2008 or 2007. As the Bank has not achieved a sustained profitable status, an allowance for the full amount of any deferred tax asset has been deemed necessary.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
Financial Condition
Balance Sheet Summary.
The Bank’s total assets were $185,191,000 at September 30, 2008 and $141,668,000 at December 31, 2007. Loans, net of allowance for possible loan and lease losses, totaled $142,855,000 at September 30, 2008 and $95,428,000 at December 31, 2007. Investment securities totaled $32,747,000 at September 30, 2008 and $35,545,000 at December 31, 2007. Restricted equity securities totaled $518,000 September 30, 2008 and $127,000 at December 31, 2007. The percentage changes for these balance sheet items from December 31, 2007 to September 30, 2008 are a 32% increase in total assets; a 50% increase in loans, net of allowance for possible loan and lease losses; an 8% decrease in investment securities; and a 308% increase in restricted equity securities.
Total liabilities increased by 36% to $167,020,000 at September 30, 2008 from $123,248,000 at December 31, 2007. Stockholders’ equity decreased 1% to $18,171,000 at September 30, 2008 from $18,420,000 at December 31, 2007. A more detailed discussion of assets, liabilities and capital is presented below.
Loans
Loans are a large component of the Bank’s assets and are a primary source of income. The loan portfolio is composed of: commercial, financial and agricultural; consumer; real estate - mortgage; and real estate — construction. The table below sets forth the loan categories and the percentage of such loans in the portfolio at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$35,926	24.8%	$24,514	25.3%
Real estate — construction	33,846	23.3%	24,958	25.7%
Real estate — mortgage	66,741	46.0%	43,524	44.9%
Consumer	8,603	5.9%	3,938	4.1%

Total	145,116	100.0%	96,934	100.0%

Deferred loan fees, net of deferred costs	(85)		(54)
Allowance for possible loan and lease losses	(2,176)		(1,452)

Net Loans	$142,855		$95,428

As represented in the table, primary loan growth was in real estate construction, mortgage, and commercial loans. At September 30, 2008, real estate loans are over 69% of total loans. Accordingly, the Bank has a significant concentration of credit that is dependent on the continuing strength of the local real estate market. Management is making loans in a prudent manner to maintain quality.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The Bank follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and consumer installment loans.
A loan is impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Bank shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan and lease losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan and lease losses.
Loans are placed on non-accrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on non-accrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.
Generally, at the time a loan is placed on non-accrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan and lease losses. Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2008 the Bank had nine loans on non-accrual status represented by six borrowers with a total outstanding principal balance of $2,489,000. At December 31, 2007, the Bank had no loans on non-accrual status.
Generally, the Bank also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2008, the Bank had two such loans with total principal balances totaling $61,000. At December 31, 2007, the Bank had no loans that had the terms modified in a troubled debt restructuring.
At September 30, 2008, the Bank had ten loans with principal balances totaling $3,975,000 which are deemed impaired and have a specific allowance of $313,000. Additionally, $3,000 of deposit overdrafts was placed in specific allowance. Four loans, including the impaired loans, were past due 90 days. The principal balance of these loans totaled $1,805,000, of which $1,787,000 was considered collectible. At December 31, 2007, the Bank had no impaired loans outstanding and no loans past due 90 days.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
At September 30, 2008 there were ten loans, representing six borrowers, with total principal balances totaling $3,975,000 plus unused commitments for performance letters of credit totaling $175,000 included in the Bank’s internal classified loan list. The collateral values at September 30, 2008, based on estimates by management, securing these loans totaled approximately $4,850,000. Management has reserved $313,000 against potential losses for these loans. Two customers, with aggregate outstanding balances of $3,859,000 at September 30, 2008, are secured by residential development real estate and additional agricultural real estate with current collateral values of $4,815,000, based on management estimates. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms of the loan agreement.
The allowance for possible loan and lease losses is discussed under “Provision for Possible Loan and Lease Losses.” The Bank maintains its allowance for possible loan and lease losses at an amount considered by management to be adequate to provide for the possibility of loan and lease losses in the loan portfolio. Since the Bank is a new organization, management has taken a conservative approach to the allowance for possible loan and lease losses until it develops a more comprehensive historical perspective. As required by the Bank’s regulators, management expects and has committed to maintain a minimum of 1.25% for regulatory accounting purposes of loans in the allowance for loan and lease losses for the first three years of operations.
The majority of the Bank’s loans originate from Wilson and adjacent counties in Tennessee. The Bank seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.
The Bank’s management believes there is a significant opportunity to continue to increase the loan portfolio in the Bank’s primary market area. The Bank has targeted commercial business lending, commercial and residential real estate lending and consumer lending. The Bank seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is the Bank’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment. Management has set a goal for loans to approximate 70–100% of deposits.
Securities
Securities are a primary component of the Bank’s earning assets. Securities totaled $32,747,000 at September 30, 2008. This represents an 8% decrease from the December 31, 2007 total of $35,545,000. Restricted equity securities totaled $518,000 at September 30, 2008 and $127,000 at December 31, 2007.
The Bank has adopted the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The Bank has classified all its securities as available-for-sale. The investment securities portfolio is the second largest component of the Bank’s earning assets and represented 18% of total assets at September 30, 2008. The Bank uses the investment securities portfolio to meet pledging requirements for deposits of public funds and securities sold under agreement to repurchase. The average yield on the investment securities portfolio during the first nine months of 2008 was 5.35% and was 5.25% for the same period in 2007. The unrealized income of $456,000 at September 30, 2008 is deemed temporary and fluctuates with market interest rate changes and market demand and is not related to the creditworthiness of any securities. The Bank’s securities portfolio consists of only AAA-rated securities that are backed by quasi-governmental entities that have recently been provided with support of the Federal government.
Deposits
Deposits are the principal source of funds for the Bank. Total deposits were $166,208,000 and $122,662,000 at September 30, 2008 and December 31, 2007, respectively, an increase of 36%. The Bank has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
Management believes Lebanon and the surrounding area is a growing economic market offering growth opportunities for the Bank; however, the Bank competes with several of the larger bank holding companies that have bank offices in this area, as well as other community banks; and therefore, no assurances of market growth can be given. Even though the Bank is in a very competitive market, management currently believes that its market share will be expanded. Management firmly believes that its position as a locally owned financial institution that offers personalized service will contribute significantly to originating quality loans and deposit growth and profitability.
Non-interest bearing deposits increased 30% from $5,158,000 on December 31, 2007 to $6,726,000 on September 30, 2008. Total interest-bearing deposits increased 36% from $117,504,000 on December 31, 2007 to $159,482,000 on September 30, 2008.
Included in the deposits for September 30, 2008 is $9,076,000 of brokered deposits. The Bank utilized brokered deposits in order to lower the blended cost of funds. There were no brokered deposits at December 31, 2007.
(This section intentionally left blank.)

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The table below sets forth the total balances of our deposits by type as of September 30, 2008 and December 31, 2007, and the percent change in balances over the intervening period:

	September 30,	December 31,
	2008	2007	% Change
	(In Thousands)
Demand deposits	$6,726	$5,158	30.4%
Negotiable order of withdrawal accounts	9,362	8,231	13.7%
Money market accounts	13,312	9,309	43.0%
Savings accounts	1,863	272	584.9%
Certificates of deposits	129,811	96,276	34.8%
Individual retirement accounts	5,134	3,416	50.3%

Total deposits	$166,208	$122,662	35.5%

Liquidity and Asset Management
The Bank’s management seeks to maximize net interest income by managing the Bank’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. The Bank’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term more liquid earning assets and higher interest expense involved in extending liability maturities.
The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Bank accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.
The Bank has a line of credit with Silverton Bank, its correspondent bank, totaling $5,200,000. At September 30, 2008, there was no outstanding balance. The Bank also opened a new line of credit with CenterState Bank of Florida on September 30, 2008 in the amount of $3,000,000. At September 30, 2008, there was no outstanding balance under this line of credit.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The Bank’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Bank’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.
A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2008, loans of approximately $41,590,000 will become due within the next twelve months.
As for liabilities, certificates of deposit of approximately $94,976,000 will become due during the next twelve months. Management does not anticipate that there will be any significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposits and regular savings accounts in the future.
Capital Position and Dividends
At September 30, 2008 and December 31, 2007, total stockholders’ equity was $18,171,000 and $18,420,000 or 10% and 13%, respectively, of total assets.
The Bank’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Bank has none, and a part of the allowance for possible loan and lease losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets.
Management believes that substantially all of the outstanding warrants will be exercised prior to April 3, 2009. This will result in a maximum possible increase of $4,556,000 in capital. Other than the exercise of outstanding warrants, management does not anticipate the need to raise additional capital during the next 12 months.
There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank. Tennessee law restricts the amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital and surplus is below certain statutory limits. Dividends can also be restricted under federal law, and under state safety and soundness considerations, as a result of a declining or inadequate capital level. Presently, the Bank is subject to the three-year regulatory limit on payment of cash dividends by newly chartered banks (expiring April 3, 2009). Future dividends may be paid at the discretion of the board of directors consistent with the regulatory, legal and prudential considerations discussed elsewhere in this document.

First Freedom Bank
Form 10-Q, Continued
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, cont.
The table below sets forth the Bank’s capital ratios as of the periods indicated

	September 30,	December 31,
	2008	2007
Tier I Risk-Based Capital:
Actual	11.07%	15.61%
Regulatory Minimum	4.00%	4.00%
Well-capitalized Minimum	6.00%	6.00%

Total Risk-Based Capital:
Actual	12.32%	16.82%
Regulatory Minimum	8.00%	8.00%
Well-capitalized Minimum	10.00%	10.00%

Tier I Leverage Capital:
Actual	10.06%	13.59%
Regulatory Minimum	4.00%	4.00%
Well-capitalized Minimum	5.00%	5.00%
The ratios have been high when compared to industry averages and result from the fact that the Bank is a newly chartered institution. It is management’s objective to maintain an 8% — 12% tier 1 leverage capital ratio. The currently planned emphasis is on asset quality and growth in core deposits, both of which are expected to be aided by the large stockholder base.
Off Balance Sheet Arrangements
At September 30, 2008, the Bank had unfunded loan commitments outstanding of $29,812,000 and outstanding standby letters of credit of $1,814,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Impact of Inflation
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in relative purchasing power over time due to inflation.
Unlike most other industries, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

First Freedom Bank
Form 10-Q, Continued
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Pursuant to Item 305(e) of Regulation S-K, the Bank is not required to provide this information.
(This section intentionally left blank.)

First Freedom Bank
Form 10-Q, Continued
Item 4T. Controls and Procedures
Within the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act) within the time periods specified in the FDIC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Bank required to be included in our periodic FDIC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.
The Bank’s common stock has been registered under Sections 12(g) and 12(i) of the Exchange Act, and is therefore subject to the requirements of Section 404, and other provisions of the Sarbanes-Oxley Act of 2002 (SOX). Under SOX, the Public Company Accounting Oversight Board has imposed significant internal procedures, internal controls, and other requirements on public companies such as the Bank, and compliance with these requirements will require significant expenditures in 2008 and subsequent years.
There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
(This section intentionally left blank.)

First Freedom Bank
Part II. Other Information
Item 1. LEGAL PROCEEDINGS
     None.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	Not Applicable.

(c)	Not Applicable.

(d)	No repurchases for our securities were made during the quarter ended September 30, 2008. The only restrictions on working capital and/or dividends are those reported in Part I of this Report on Form 10-Q, as well as those discussed with respect to dividends in the Bank’s Registration Statement on Form 10-SB, particularly in the section “Supervision and Regulation” and in the discussion of the Bank’s common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     (a) None.
     (b) Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	There were no matters submitted to the security holders for a vote during the third quarter of 2008.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS

Exhibit No.	Name of Exhibit

3.1	Charter of First Freedom Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K12g3 filed on October 20, 2008)

3.2	Bylaws of First Freedom Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K12g3 filed on October 20, 2008)

11	Computation of Income (Loss) Per Share

31.1 and 31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 certifications. Any certification furnished pursuant to this Item will not be deemed “filed” for purposed of Section 18 of the Securities Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section.

FIRST FREEDOM BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FREEDOM BANCSHARES, INC. (Registrant)

DATE:	11/12/08	/s/ John R. Lancaster

John R. Lancaster
President and Chief Executive Officer

DATE:	11/12/08	/s/ Michael R. Wiggington

Michael R. Wiggington
Chief Financial Officer